Form 10-Q
period 2012-01-31
UMAX GROUP CORP
filed 2012-04-06
CIK 1517709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	JANUARY 31, 2012 (Unaudited)	APRIL 30, 2011 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1, 575	$ 4,675

Total Assets	$ 1, 575	$ 4,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$ -	$ 2,500
Indebtedness to related party	3,294	3,194
Total Liabilities	3,294	5,694

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 4,580,000 shares issued and outstanding (4,500,000 shares issued and outstanding as at April 30, 2011)	4,580	4,500
Additional paid-in-capital	1,520
Deficit accumulated during the development stage	(7,819)	(5,519)
Total Stockholders’ Deficit	(1,719)	(1,019)

Total Liabilities and Stockholder’s Deficit	$ 1, 575	$ 4,675

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED JANUARY 31, 2012	NINE MONTHS ENDED JANUARY 31, 2012	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO JANUARY 31, 2012
REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	50	2,300	7,819
TOTAL OPERATING EXPENSES	50	2,300	7,819
NET LOSS FROM OPERATIONS	(50)	(2,300)	(7,819)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	(50)	(2,300)	$ (7,819)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,500,870	4,500,290

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED JANUARY 31, 2012	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO JANUARY 31, 2012
OPERATING ACTIVITIES
Net loss for the period	$ (2,300)	$ (7,819)
Accounts payable	(2,500)
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,800)	(7,819)

FINANCING ACTIVITIES
Proceeds from sale of common stock	1,600	6,100
Indebtedness to related party	100	3,294
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,700	9,394

NET INCREASE IN CASH	(3,100)	1,575
Cash, beginning of period	4,675	0
Cash, end of period	$ 1,575	$ 1,575
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Umax Group Corp. (the "Company") was incorporated under the laws of the State of Nevada, U.S. on March 21, 2011. We are a development stage company and our business is distribution of arcade machines. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through January 31, 2012 the Company has not generated any revenue and has accumulated losses of $7,819.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $7,819 as of January 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,575 cash and $-0- cash equivalents as of January 31, 2012.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2012.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2012

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The director loaned $3,294 to the Company to pay for incorporation and organization fees.  The amount is due on demand, non-interest bearing and unsecured.  The balance due to director was $3,294 as of January 31, 2012.

NOTE 5 – COMMON STOCK

On April 1, 2011, the Company issued 1,500,000 shares of common stock for cash proceeds of $1,500 at $0.001 per share to its director. On Aril 7, 2011, the Company issued 3,000,000 shares of common stock for cash proceeds of $3,000 at $0.001 per share to its director. On January 31, 2012 the Company issued 80,000 shares of common stock for cash proceeds of $1,600 at $0.02 per share There were 4,580,000 shares of common stock issued and outstanding as of January 31, 2012.

NOTE 6– INCOME TAXES

As of January 31, 2012, the Company had net operating loss carry forwards of $7,819 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

In February 2012, the Company issued 1,110,000 shares of common stock for cash proceeds of $22,200 at $0.02 per share.

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

NINE MONTH PERIOD ENDED JANUARY 31, 2012 COMPARED TO THE PERIOD FROM INCEPTION (MARCH 21, 2011) TO JANUARY 31, 2012

Our net loss for the nine month period ended January 31, 2012 was $2,300 compared to a net loss of $7,819 during the period from inception (MARCH 21, 2011) to January 31, 2012. During the nine month period ended January 31, 2012, we did not generate any revenue.

During the nine month period ended January 31, 2012, we incurred general and administrative expenses $2,300 compared to $7,819 incurred during the period from inception (MARCH 21, 2011) to January 31, 2012. General and administrative and professional fee expenses incurred during the nine month period ended January 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,500,290 for the nine month period ended January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED JANUARY 31, 2012

As at January 31, 2012, our current assets were $1,575 compared to $4,675 in current assets at April 30, 2011. Current assets were comprised of $1,425 in cash. As at January 31, 2012, our current liabilities were $3,294. Current liabilities were comprised of $3,294 in loan from Director.

Stockholders’ deficit was $1,719 as of January 31, 2012 compare to $1,019 as of April 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2012, net cash flows used in operating activities was $4,800 consisting of a net loss of $2,300 and decrease in accounts payable of $2,500. Net cash flows used in operating activities was $7,819 for the period from inception (MARCH 21, 2011) to January 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended January 31, 2012 cash flows provided by financing activities was $1,700 received from proceeds from issuance of common stock  and loan from Director.  For the period from inception (MARCH 21, 2011) to January 31, 2012, net cash provided by financing activities was $9,394 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of January 31, 2012, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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