Form 10-K
period 2012-04-30
UMAX GROUP CORP
filed 2012-06-15
CIK 1517709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended APRIL 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of June 14, 2012, the registrant had 5,690,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 14, 2012.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “UMAX”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of APRIL 30, 2012, no shares of our common stock have traded.

Number of Holders

As of APRIL 30, 2012, the 5,690,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended APRIL 30, 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED APRIL 30, 2012 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2011.

Our net loss for the fiscal year ended April 30, 2012 was $8,218 compared to a net loss of $5,519 during the fiscal year ended APRIL 30, 2011. During fiscal year ended APRIL 30, 2012, the Company did not generate any revenue.

During the fiscal year ended APRIL 30, 2012, we incurred general and administrative expenses of $8,218 compared to $5,519  incurred during fiscal year ended APRIL 30, 2011.  These expenses incurred during the fiscal year ended APRIL 30, 2012 consisted of: bank charges of $431 (2011:  $10); professional fees of $5,250 (2011: $4,500) and miscellaneous charges of $2,537 (2011: $1,009).

Expenses incurred  during  fiscal year ended APRIL 30, 2012  compared to fiscal year ended APRIL 30, 2011  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  4,751,995 for the fiscal year ended APRIL 30, 2012 compared to 2,853,659 for the fiscal year ended APRIL 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2012

As of APRIL 30, 2012, our current assets were $19,115 and our total liabilities were $4,552. As of APRIL 30, 2012, current assets were comprised of $9,965 in cash and $9,150 in prepaid expenses. As of APRIL 30, 2012, total liabilities were comprised of $3,619 in advance from related parties and $933 in accounts payable.

As of APRIL 30, 2012, our total assets were $19,115 comprised entirely of current assets.  Stockholders’ equity was $14,563 as of APRIL 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended APRIL 30, 2012, net cash flows used in operating activities was $18,935 consisting of a net loss of $8,218, accounts payable of $1,567 and  increase in prepaid expenses of $9,150. Net cash flows used in operating activities was $21,954 for the period from inception (March 21, 2011) to APRIL 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended APRIL 30, 2012 net cash provided by financing activities was $24,225, received from proceeds from issuance of common stock and contributed capital from related party.  For the period from inception (March 21, 2011) to APRIL 30, 2012, net cash provided by financing activities was $31,919 received from proceeds from issuance of common stock and  loan from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our APRIL 30, 2012 and APRIL 30, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets as of APRIL 30, 2012 and APRIL 30, 2011

Statements of Operations for the year ended APRIL 30, 2012; and the periods from inception (March 21, 2011)

to April 30, 2012 and 2011.

Statement of Stockholders’ Equity from inception (March 21, 2011) to APRIL 30, 2012

Statements of Cash Flows for the year ended APRIL 30, 2012; and the periods from inception (March 21,

2011) to APRIL 30, 2012 and 2011

Notes to the Audited Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Umax Group Corp.

Carson City, Nevada

I have audited the accompanying balance sheets of Umax Group Corp. (a development stage company) as of April 30, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the year ended April 30, 2012, the period from March 21, 2011 (inception) through April 30, 2011, and for the period from March 21, 2011 (inception) through April 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Umax Group Corp. as of April 30, 2012 and 2011, and the results of its operations and its cash flows for the year ended April 30, 2012, the period from March 21, 2011 (inception) through April 30, 2011, and for the period from March 21, 2011 (inception) through April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado June 7, 2012	Ronald R. Chadwick, P.C. RONALD R. CHADWICK, P.C.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	APRIL 30, 2012	APRIL 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$ 9,965	$ 4,675
Prepaid expenses	9,150

Total Assets	$ 19,115	$ 4,675

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$ 933	$ 2,500
Indebtedness to related party	3,619	3,194
Total Liabilities	4,552	5,694

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,690,000 shares issued and outstanding (4,500,000 shares issued and outstanding as at April 30, 2011)	5,690	4,500
Additional paid-in-capital	22,610	-
Deficit accumulated during the development stage	(13,737)	(5,519)
Total Stockholders’ Equity (Deficit)	14,563	(1,019)

Total Liabilities and Stockholders’ Equity	$ 19,115	$ 4,675

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	YEAR ENDED APRIL 30, 2012	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO APRIL 30, 2011	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO APRIL 30, 2012
REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	8,218	5,519	13,737
TOTAL OPERATING EXPENSES	8,218	5,519	13,737
NET LOSS FROM OPERATIONS	(8,218)	(5,519)	(13,737)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	(8,218)	(5,519)	$ (13,737)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,751,995	2,853,659

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

 FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO APRIL 30, 2012

	Common Stock		Additional paid-in-capital	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Par Value		Stage	Equity

Inception, March 21, 2011	-	$ -	$ -	$ -	$ -
April 1, 2011
Shares sold to director at $0.001 per share	1,500,000	1,500			1,500
April 7, 2011
Shares sold to director at $0.001 per share	3,000,000	3,000		-	3,000
Net loss for the period ended April 30, 2011	-	-		(5,519)	(5,519)
Balance, April 30, 2011	4,500,000	4,500		(5,519)	(1,019)
Shares issued at $0.02	1,190,000	1,190	22,610		23,800
Net loss for the period ended April 30, 2012				(8,218)	(8,218)
Balance, April 30, 2012	5,690,000	$ 5,690	$ 22,610	$ (13,737)	14,563

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	YEAR ENDED APRIL 30, 2012	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO APRIL 30, 2011	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO APRIL 30, 2012
OPERATING ACTIVITIES
Net loss for the period	$ (8,218)	$ (5,519)	$ (13,737)
Prepaid expenses	(9,150)	-	(9,150)
Accounts payable	(1,567)	2,500	933
CASH FLOWS USED IN OPERATING ACTIVITIES	(18,935)	(3,019)	(21,954)

FINANCING ACTIVITIES
Proceeds from sale of common stock	23,800	4,500	28,300
Indebtedness to related party	425	3,194	3,619
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,225	7,694	31,919

NET INCREASE IN CASH	5,290	4,675	9,965
Cash, beginning of period	4,675	-	0
Cash, end of period	$ 9,965	$ 4,675	$ 9,965
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Umax Group Corp. (the "Company") was incorporated under the laws of the State of Nevada, U.S. on March 21, 2011. We are a development stage company and our business is distribution of arcade machines. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through April 30, 2012 the Company has not generated any revenue and has accumulated losses of $13,737.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $13,737 as of April 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $9,965 cash and $-0- cash equivalents as of April 30, 2012.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2012.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The director loaned $3,619  to the Company to pay for incorporation and organization fees.  The amount is due on demand, non-interest bearing and unsecured.  The balance due to director was $3,619 as of April 30, 2012.

NOTE 5 – COMMON STOCK

On April 1, 2011, the Company issued 1,500,000 shares of common stock for cash proceeds of $1,500 at $0.001 per share to its director. On Aril 7, 2011, the Company issued 3,000,000 shares of common stock for cash proceeds of $3,000 at $0.001 per share to its director. For the period from January 31, 2012 to March 7, 2012 the Company issued 1,190,000 shares of common stock for cash proceeds of $23,800 at $0.02 per share. There were 5,690,000 shares of common stock issued and outstanding as of April 30, 2012.

NOTE 6– INCOME TAXES

As of April 30, 2012, the Company had net operating loss carry forwards of $13,737 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at April 30, 2012 and  2011:

	April 30, 2012	April 30, 2011
Deferred tax assets:
Net operating loss carry forward	$ 13,737	$ 5,519
Total deferred tax assets	4,808	1,931
Less: valuation allowance	(4,808)	(1,931)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of April 30, 2012  was $4,808.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of April 30, 2012.

Reconciliation between the statutory rate and the effective tax rate is as follows at April 30, 201 2 and 2011:

	April 30, 2012	April 30, 2011
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	-%	-%

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial

Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of APRIL 30, 2012 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of APRIL 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1) We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2) We did not maintain appropriate cash controls – As of APRIL 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As at APRIL 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of APRIL 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of APRIL 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Rafal Lewandowski Stawisinskiego 4G/78, Torun, 87-100, Poland	48	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Ekaterina Goldfinger Stawisinskiego 4G/78, Torun, 87-100, Poland	24	Secretary

Rafal Lewandowski has acted as our President, Treasurer and sole Director since our incorporation on March 21, 2011. Mr. Lewandowski finished the Gdansk University of Technology in 1999. The last five years he has been managing his own software developing company, “Maxtek”. Maxtek develops arcade machines computer software as well as other types of software. Mr. Lewandowski’s qualifications to serve on our Board of Directors are primarily based on his nearly twelve years of experience as a business manager, his business experiences with Maxtek’s software development businesses, his entrepreneurial desire to start Umax Group Corp. as a new business, and his education in computer technologies.

Ekaterina Goldfinger has acted as our Secretary since our incorporation on March 21, 2011. Ms. Goldfinger has graduated from Warsaw University of Technology in 2010 with bachelor degree in Management. From June 2010 she has been working as director’s assistant in “Maxtek”, a private software developing company.

During the past ten years, Mr. Lewandowski and Ms. Goldfinger have not been the subject to any of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. Lewandowski or Ms. Goldfinger were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Lewandowski’s or Ms. Goldfinger’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on March 21, 2011  to APRIL 30, 2012 (our fiscal year end) and subsequent thereto to the date of this prospectus.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Rafal Lewandowski, President and Treasurer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012
Ekaterina Goldfinger Secretary	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of APRIL 30, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of APRIL 30, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Rafal Lewandowski Stawisinskiego 4G/78, Torun, 87-100, Poland	1,500,000 shares of common stock (direct)	26.36%
Common Stock	Ekaterina Goldfinger Stawisinskiego 4G/78, Torun, 87-100, Poland	3,000,000 shares of common stock (direct)	52.72%
All officers and directors (2 persons)		4,500,000 shares of common stock	79.08%

The percent of class is based on 5,690,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended APRIL 30, 2012, we incurred  approximately  $5,250 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1  Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMAX GROUP CORP.
Dated: June 14, 2012	By: /s/ Rafal Lewandowski
Rafal Lewandowski, President and Chief Executive Officer and Chief Financial Officer