Form 10-Q
period 2012-10-31
UMAX GROUP CORP
filed 2012-11-05
CIK 1517709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

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

State the number of shares 97,600,000 as of November 5, 2012.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	OCTOBER 31, 2012	APRIL 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ 368	$ 9,965
Prepaid expenses	4,350	9,150

Total Assets	$ 4,718	$ 19,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ -	$ 933
Indebtedness to related party	3,619	3,619
Total Liabilities	3,619	4,552

Stockholders’ Equity
Common stock, par value $0.001; 200,000,000 shares authorized, 97,600,000 shares issued and outstanding (227,600,000 shares issued and outstanding as at April 30, 2012)	97,600	227,600
Additional paid-in-capital	(69,300)	(199,300)
Deficit accumulated during the development stage	(27,201)	(13,737)
Total Stockholders’ Equity	1,099	14,563

Total Liabilities and Stockholders’ Equity	$ 4,718	$ 19,115

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED OCTOBER 31, 2012	THREE MONTHS ENDED OCTOBER 31, 2011	SIX MONTHS ENDED OCTOBER 31, 2012	SIX MONTHS ENDED OCTOBER 31, 2011	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO OCTOBER 31, 2012
REVENUES	$ 0	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	5,992	1,500	13,464	2,250	27,201
TOTAL OPERATING EXPENSES	5,992	1,500	13,464	2,250	27,201
NET LOSS FROM OPERATIONS	(5,992)	(1,500)	(13,464)	(2,250)	(27,201)
PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	(5,992)	(1,500)	(13,464)	(2,250)	$ (27,201)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	138,578,261	180,000,000	183,089,130	180,000,000

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED OCTOBER 31, 2012	SIX MONTHS ENDED OCTOBER 31, 2011	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO OCTOBER 31, 2012
OPERATING ACTIVITIES
Net loss for the period	$ (13,464)	$ (2,250)	$ (27,201)
Prepaid expenses	4,800	-	(4,350)
Accounts payable	(933)	(1,000)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,597)	(3,250)	(31,551)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	28,300
Indebtedness to related party	-	-	3,619
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	31,919

NET INCREASE IN CASH	(9,597)	(3,250)	368
Cash, beginning of period	9,965	4,675	0
Cash, end of period	$ 368	$ 1,425	$ 368
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Umax Group Corp. (the "Company") was incorporated under the laws of the State of Nevada, U.S. on March 21, 2011. We are a development stage company and our business is distribution of arcade machines. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through October 31, 2012 the Company has not generated any revenue and has accumulated losses of $27,201.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $27,201 as of October 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $368 cash and $-0- cash equivalents as of October 31, 2012.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The director loaned $3,619  to the Company to pay for incorporation and organization fees.  The amount is due on demand, non-interest bearing and unsecured.  The balance due to director was $3,619 as of October 31, 2012.

NOTE 5 – COMMON STOCK

On August 30, 2012 the Company completed a forward stock split whereby every pre-split share of common stock is exchangeable for 40 shares of post-split common stock. Accordingly, all share and per share information has been restated to retroactively show the effect of the stock split.

On April 1, 2011, the Company issued 60,000,000 shares of common stock for cash proceeds of $1,500 at $0.000025 per share to its director. On Aril 7, 2011, the Company issued 120,000,000 shares of common stock for cash proceeds of $3,000 at $0.000025 per share to its director. For the period from January 31, 2012 to March 7, 2012 the Company issued 47,600,000 shares of common stock for cash proceeds of $23,800 at $0.0005 per share.

On August 30, 2012, two controlling shareholders cancelled an aggregate of 130,000,000 shares of Common Stock  which were returned to the status of authorized but unissued shares.

As of and October 31, 2012, the Company had  97,600,000 shares of common stock issued and outstanding.

NOTE 6– INCOME TAXES

As of October 31, 2012, the Company had net operating loss carry forwards of $27,201 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

SIX MONTH PERIOD ENDED OCTOBER 31, 2012 COMPARED TO THE SIX MONTH PERIOD ENDED OCTOBER 31, 2011

Our net loss for the six month period ended October 31, 2012 was $13,664 compared to a net loss of $2,250 for the six month period ended October 31, 2011. During the six month period ended October 31, 2012, we did not generate any revenue.

During the six month period ended October 31, 2012, we incurred general and administrative expenses $13,464  compared to $2,250 incurred for the six month period ended October 31, 2011. General and administrative and professional fee expenses incurred during the six month period ended October 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 183,089,130 for the six month period ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED OCTOBER 31, 2012

As at October 31, 2012, our current assets were $14,718 compared to $19,115 in current assets at April 30, 2012. Current assets were comprised of $368 in cash and $4,350 in prepaid expenses. As at October 31, 2012, our current liabilities were $3,619. Current liabilities were comprised of $3,619 in loan from Director.

Stockholders’ equity decreased from $14,563 as of April 30, 2012 to $1,099 as of October 31, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2012, net cash flows used in operating activities was $9,597 consisting of a net loss of $13,464,  decrease in accounts payable of $933 and decrease in prepaid expenses of $4,800. Net cash flows used in operating activities was $31,551 for the period from inception (MARCH 21, 2011) to October 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended October 31, 2012 we have not generated cash flows provided by financing activities For the period from inception (MARCH 21, 2011) to October 31, 2012, net cash provided by financing activities was $31,919 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of October 31, 2012, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

On July 23, 2012, UMAX Group Corp. (the “Company”) filed an Certificate of Amendment to its Articles of Incorporation (“Certificate”) with the Secretary of State of the State of Nevada to increase the number of shares of authorized capital of the Company from 75,000,000 shares of common stock, $0.001 par value per share, to 200,000,000 shares of common stock, $0.001 par value per share.

On August 30, 2012 the Company completed a forward stock split whereby every pre-split share of common stock is exchangeable for 40 shares of post-split common stock. Accordingly, all share and per share information has been restated to retroactively show the effect of the stock split.

 On August 30, 2012, two controlling shareholders cancelled an aggregate of 130,000,000 shares of Common Stock  which were returned to the status of authorized but unissued shares.

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

UMAX GROUP CORP.
Dated: November 5, 2012	By: /s/ Rafal Lewandowski
Rafal Lewandowski, President and Chief Executive Officer and Chief Financial Officer