Form 10-Q
period 2013-01-31
UMAX GROUP CORP
filed 2013-02-07
CIK 1517709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

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

State the number of shares 97,600,000 as of February 7, 2013.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	JANUARY 31, 2013	APRIL 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ 161	$ 9,965
Prepaid expenses	1,850	9,150

Total Assets	$ 2,011	$ 19,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ 200	$ 933
Indebtedness to related party	18,319	3,619
Total Liabilities	18,519	4,552

Stockholders’ Equity
Common stock, par value $0.001; 200,000,000 shares authorized, 97,600,000 shares issued and outstanding (227,600,000 shares issued and outstanding as at April 30, 2012)	97,600	227,600
Additional paid-in-capital	(69,300)	(199,300)
Deficit accumulated during the development stage	(44,808)	(13,737)
Total Stockholders’ Equity	(16,508)	14,563

Total Liabilities and Stockholders’ Equity	$ 2,011	$ 19,115

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JANUARY 31, 2013	THREE MONTHS ENDED JANUARY 31, 2012	NINE MONTHS ENDED JANUARY 31, 2013	NINE MONTHS ENDED JANUARY 31, 2012	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO JANUARY 31, 2013
REVENUES	$ 0	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	17,607	50	31,071	2,300	44,808
TOTAL OPERATING EXPENSES	17,607	50	31,071	2,300	44,808
NET LOSS FROM OPERATIONS	(17,607)	(50)	(31,071)	(2,300)	(44,808)
PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	(17,607)	(50)	(31,071)	(2,300)	$ (44,808)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	97,600,000	180,034,800	154,592,754	180,011,600

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED JANUARY 31, 2013	NINE MONTHS ENDED JANUARY 31, 2012	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO JANUARY 31, 2013
OPERATING ACTIVITIES
Net loss for the period	$ (31,071)	$ (2,300)	$ (44,808)
Prepaid expenses	7,300	-	(1,850)
Accounts payable	(733)	(2,500)	200
CASH FLOWS USED IN OPERATING ACTIVITIES	(24,504)	(4,800)	(46,458)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,600	28,300
Indebtedness to related party	14,700	100	18,319
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	14,700	1,700	46,619

NET INCREASE IN CASH	(9,804)	(3,100)	161
Cash, beginning of period	9,965	4,675	0
Cash, end of period	$ 161	$ 1,575	$ 161
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Umax Group Corp. (the "Company") was incorporated under the laws of the State of Nevada, U.S. on March 21, 2011. We are a development stage company and our business is distribution of arcade machines. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through January 31, 2013 the Company has not generated any revenue and has accumulated losses of $44,808.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $44,808 as of January 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $161 cash and $-0- cash equivalents as of January 31, 2013.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2013.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The director loaned $18,319 to the Company to pay for incorporation and organization fees.  The amount is due on demand, non-interest bearing and unsecured.  The balance due to director was $18,319 as of January 31, 2013.

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

As of and January 31, 2013, the Company had  97,600,000 shares of common stock issued and outstanding.

NOTE 6– INCOME TAXES

As of January 31, 2013, the Company had net operating loss carry forwards of $44,808 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

NINE MONTH PERIOD ENDED JANUARY 31, 2013 COMPARED TO THE NINE MONTH PERIOD ENDED JANUARY 31, 2012

Our net loss for the nine month period ended January 31, 2013 was $31,071 compared to a net loss of $2,300 for the nine month period ended January 31, 2012. During the nine month period ended January 31, 2013, we did not generate any revenue.

During the nine month period ended January 31, 2013, we incurred general and administrative expenses $31,071  compared to $2,300 incurred for the nine month period ended January 31, 2012. General and administrative and professional fee expenses incurred during the nine month period ended January 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 154,592,754 for the nine month period ended January 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED JANUARY 31, 2013

As at January 31, 2013, our current assets were $2,011 compared to $19,115 in current assets at April 30, 2012. Current assets were comprised of $161 in cash and $1,850 in prepaid expenses. As at January 31, 2013, our current liabilities were $18,519. Current liabilities were comprised of $18,319  in loan from Director and $200 in accounts payable.

Stockholders’ deficit was $16,508 as of January 31, 2013 compare to stockholders’ equity of $14,563 as of April 30, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2013, net cash flows used in operating activities was $24,504 consisting of a net loss of $31,071,  decrease in accounts payable of $733 and decrease in prepaid expenses of $7,300. Net cash flows used in operating activities was $46,458 for the period from inception (MARCH 21, 2011) to January 31, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended January 31, 2013 cash flows provided by financing activities was$14,700 received from loan from Director. For the period from inception (MARCH 21, 2011) to January 31, 2013, net cash provided by financing activities was $46,619 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of January 31, 2013, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UMAX GROUP CORP.
Dated: February 7, 2013	By: /s/ Rafal Lewandowski
Rafal Lewandowski, President and Chief Executive Officer and Chief Financial Officer