Form 10-K
period 2013-04-30
UMAX GROUP CORP
filed 2013-06-24
CIK 1517709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended APRIL 30, 2013

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

As of June 24, 2013, the registrant had 97,600,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 24, 2013.

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

Number of Holders

As of APRIL 30, 2013, the 97,600,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended APRIL 30, 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED APRIL 30, 2013 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2012.

Our net loss for the fiscal year ended April 30, 2013 was $34,457 compared to a net loss of $8,218 during the fiscal year ended APRIL 30, 2012. During fiscal year ended APRIL 30, 2013, the Company did not generate any revenue.

During the fiscal year ended APRIL 30, 2013, we incurred general and administrative expenses of $34,457 compared to $8,218  incurred during fiscal year ended APRIL 30, 2012.  These expenses incurred during the fiscal year ended APRIL 30, 2013 consisted of: bank charges of $72 (2012:  $431); professional fees of $8,750 (2012: $5,250) and miscellaneous charges of $25,635 (2012: $2,537).

Expenses incurred  during  fiscal year ended APRIL 30, 2013  compared to fiscal year ended APRIL 30, 2012  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  130,100,000 for the fiscal year ended APRIL 30, 2013 compared to 190,079,800 for the fiscal year ended APRIL 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2013

As of APRIL 30, 2013, we had no any assets and our total liabilities were $19,894. As of APRIL 30, 2013, total liabilities were comprised of $19,882 in advance from related parties and $12 in bank overdraft.

Stockholders’ deficit was $19,894 as of APRIL 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended APRIL 30, 2013, net cash flows used in operating activities was $26,228 consisting of a net loss of $34,457, accounts payable of $933, decrease in prepaid expenses of $9,150 and $12 in bank overdraft. Net cash flows used in operating activities was $48,182 for the period from inception (March 21, 2011) to APRIL 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended APRIL 30, 2013 net cash provided by financing activities was $16,263, received from contributed capital from related party.  For the period from inception (March 21, 2011) to APRIL 30, 2013, net cash provided by financing activities was $48,182 received from proceeds from issuance of common stock and  loan from Director.

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

GOING CONCERN

The independent auditors' report accompanying our APRIL 30, 2013 and APRIL 30, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets as of APRIL 30, 2013 and APRIL 30, 2012

Statements of Operations for the year ended APRIL 30, 2013; and the periods from inception (March 21, 2011)

to April 30, 2013 and 2012.

Statement of Stockholders’ Equity from inception (March 21, 2011) to APRIL 30, 2013

Statements of Cash Flows for the year ended APRIL 30, 2013; and the periods from inception (March 21,

2011) to APRIL 30, 2013 and 2012

Notes to the Audited Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Umax Group Corp.

Carson City, Nevada

I have audited the accompanying balance sheets of Umax Group Corp. (a development stage company) as of April 30, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from March 21, 2011 (inception) through April 30, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Umax Group Corp. as of April 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and for the period from March 21, 2011 (inception) through April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado

Ronald R. Chadwick, P.C.

June 7, 2013

 RONALD R. CHADWICK, P.C.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	APRIL 30, 2013	APRIL 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 9,965
Prepaid expenses	-	9,150

Total Assets	$ -	$ 19,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ -	$ 933
Bank overdraft	12
Indebtedness to related party	19,882	3,619
Total Liabilities	19,894	4,552

Stockholders’ Equity
Common stock, par value $0.001; 200,000,000 shares authorized, 97,600,000 shares issued and outstanding (227,600,000 shares issued and outstanding as at April 30, 2012)	97,600	227,600
Additional paid-in-capital	(69,300)	(199,300)
Deficit accumulated during the development stage	(48,194)	(13,737)
Total Stockholders’ Equity	(19,894)	14,563

Total Liabilities and Stockholders’ Equity	$ -	$ 19,115

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	YEAR ENDED APRIL 30, 2013	YEAR ENDED APRIL 30, 2012	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO APRIL 30, 2013
REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	34,457	8,218	48,194
TOTAL OPERATING EXPENSES	34,457	8,218	48,194
NET LOSS FROM OPERATIONS	(34,457)	(8,218)	(48,194)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	(34,457)	(8,218)	$ (48,194)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	130,100,000	190,079,800

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

 FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO APRIL 30, 2013

	Common Stock (1)		Additional paid-in-capital	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Par Value		Stage	Equity (Deficit)

Inception, March 21, 2011	-	$ -	$ -	$ -	$ -
April 1, 2011
Shares sold to director at $0.000025 per share	60,000,000	60,000	(58,500)		1,500
April 7, 2011
Shares sold to director at $0.000025 per share	120,000,000	120,000	(117,000)	-	3,000
Net loss for the period ended April 30, 2011	-	-		(5,519)	(5,519)
Balance, April 30, 2011	180,000,000	180,000	(175,500)	(5,519)	(1,019)
Shares issued at $0.0005	47,600,000	47,600	(23,800)		23,800
Net loss for the period ended April 30, 2012				(8,218)	(8,218)
Balance, April 30, 2012	227,600,000	227,600	(199,300)	(13,737)	14,563
Shares cancelled on August 30, 2012	(130,000,000)	(130,000)	130,000		-
Net loss for the period ended April 30, 2013				(34,457)	(34,457)
Balance, April 30, 2013	97,600,000	$ 97,600	$ (69,300)	$ (48,194)	(19,894)

           (1) As restated for a forty (40) for one (1) forward stock split effective July 30, 2012

           See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	YEAR ENDED APRIL 30, 2013	YEAR ENDED APRIL 30, 2012	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO APRIL 30, 2013
OPERATING ACTIVITIES
Net loss for the period	$ (34,457)	$ (8,218)	$ (48,194)
Prepaid expenses	9,150	(9,150)	-
Accounts payable	(933)	(1,567)	-
Bank overdraft	12		12
CASH FLOWS USED IN OPERATING ACTIVITIES	(26,228)	(18,935)	(48,182)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	23,800	28,300
Indebtedness to related party	16,263	425	19,882
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	16,263	24,225	48,182

NET INCREASE IN CASH	(9,965)	5,290	0
Cash, beginning of period	9,965	4,675	0
Cash, end of period	$ 0	$ 9,965	$ 0
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Umax Group Corp. (the "Company") was incorporated under the laws of the State of Nevada, U.S. on March 21, 2011. We are a development stage company and our business is distribution of arcade machines. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through April 30, 2013 the Company has not generated any revenue and has accumulated losses of $48,194.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $48,194 as of April 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

APRIL 30, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2013.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The director loaned $19,882 to the Company to pay for incorporation and organization fees.  The amount is due on demand, non-interest bearing and unsecured.  The balance due to director was $19,882 as of April 30, 2013.

NOTE 5 – COMMON STOCK

On July 30, 2012 the Company completed a forward stock split whereby every pre-split share of common stock is exchangeable for 40 shares of post-split common stock. Accordingly, all share and per share information has been restated to retroactively show the effect of the stock split.

On April 1, 2011, the Company issued 60,000,000 shares of common stock for cash proceeds of $1,500 at $0.000025 per share to its director. On April 7, 2011, the Company issued 120,000,000 shares of common stock for cash proceeds of $3,000 at $0.000025 per share to its director. For the period from April 30, 2012 to March 7, 2012 the Company issued 47,600,000 shares of common stock for cash proceeds of $23,800 at $0.0005 per share.

On July 30, 2012, two controlling shareholders cancelled an aggregate of 130,000,000 shares of Common Stock  which were returned to the status of authorized but unissued shares.

As of and April 30, 2013, the Company had  97,600,000 shares of common stock issued and outstanding.

NOTE 6– INCOME TAXES

As of April 30, 2013, the Company had net operating loss carry forwards of $48,194 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial

Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of APRIL 30, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of APRIL 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2)

We did not maintain appropriate cash controls – As of APRIL 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)

We did not implement appropriate information technology controls – As at APRIL 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of APRIL 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of APRIL 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Rafal Lewandowski Stawisinskiego 4G/78, Torun, 87-100, Poland	49	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Ekaterina Goldfinger Stawisinskiego 4G/78, Torun, 87-100, Poland	25	Secretary

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on March 21, 2011  to APRIL 30, 2013 (our fiscal year end) and subsequent thereto to the date of this prospectus.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Rafal Lewandowski, President and Treasurer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012 2013
Ekaterina Goldfinger Secretary	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012 2013

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of APRIL 30, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of APRIL 30, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Rafal Lewandowski Stawisinskiego 4G/78, Torun, 87-100, Poland	20,000,000 shares of common stock (direct)	20.49%
Common Stock	Ekaterina Goldfinger Stawisinskiego 4G/78, Torun, 87-100, Poland	30,000,000 shares of common stock (direct)	30.73%
All officers and directors (2 persons)		50,000,000 shares of common stock	51.22%

The percent of class is based on 97,600,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended APRIL 30, 2013, we incurred  approximately  $7,750 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements.

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

UMAX GROUP CORP.
Dated: June 24, 2013	By: /s/ Rafal Lewandowski
Rafal Lewandowski, President and Chief Executive Officer and Chief Financial Officer