Form 10-Q
period 2013-07-31
UMAX GROUP CORP
filed 2013-09-11
CIK 1517709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-174334

UMAX GROUP CORP.

 (Name of small business issuer in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5090 (Primary Standard Industrial Classification Number)	EIN 99-0364796 (IRS Employer Identification Number)

3923 West 6th Street Ste 312

Los Angeles, CA 90020

Tel, (213)381-6627

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [ X ]

State the number of shares 97,600,000 as of September 3, 2013.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED) BALANCE SHEETS

	JULY 31, 2013	APRIL 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$ 8,526	$ -
Prepaid expenses	2,250	-

Total Assets	$ 10,778	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ 4,794	$ -
Sales Tax Payable	73	-
Bank Overdraft	-	12
Indebtedness to related party	24,100	19,882
Total Liabilities	28,967	19,894

Stockholders’ Equity
Common stock, par value $0.001; 200,000,000 shares authorized, 97,600,000 shares issued and outstanding as of April 30, 2013 and July 31, 2013	97,600	97,600
Additional paid-in-capital	(11,678)	(69,300)
Deficit accumulated during the development stage	(67,733)	(48,194)
Total Stockholders’ Equity	(18,189)	(19,894)

Total Liabilities and Stockholders’ Equity	$ 10,778	$ -

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED) STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JULY 31, 2013	THREE MONTHS ENDED JULY 31, 2012	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO JULY 31, 2013
REVENUES	$ 7,400	$ 0	$ 7,400
Cost of Goods Sold	5,634	0	5,634
TOTAL REVENUE	$ 1,766		$ 1,766

OPERATING EXPENSES
General and Administrative Expenses	17,399	7,412	65,593
Professional Fees	3,906		3,906
TOTAL OPERATING EXPENSES	21,305	7,412	67,733
NET LOSS FROM OPERATIONS	(19,539)	(7,412)	(67,733)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	(19,539)	(7,412)	$ (67,733)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	97,600,000	5,690,000

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED) STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JULY 31, 2013	THREE MONTHS ENDED JULY 31, 2012	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO JULY 31, 2013
OPERATING ACTIVITIES
Net loss for the period	$ (19,539)	$ (7,412)	$ (67,733)
Prepaid expenses	2,150	2,500	2,150
Accounts payable	(4,793)	(883)	(4,793)
Loan From Shareholder	24,100	-	24,100
Sales Tax Payable	73	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,178)	(5,795)	(46,276)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	28,300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	28,300

NET INCREASE IN CASH	8,527	(5,795)	8,527
Cash, beginning of period	0	9,965	0
Cash, end of period	$ 8,527	$ 4,170	$ 8,527
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED) NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Umax Group Corp. (the "Company") was incorporated under the laws of the State of Nevada, U.S. on March 21, 2011. We are a development stage company and our business is distribution of arcade machines. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through July 31, 2013 the Company has not generated any revenue and has accumulated losses of $67,733.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $67,733 as of July 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $8,526 cash and cash equivalents as of July 31, 2013.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED) NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED) NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 –INDEBTEDNESS TO UNRELATED PARTY

An unrelated party  loaned an aggregate sum of $24,100  to the Company to pay for ,start up and organization fees. The amount is due on July 31,2014 , and bears an intrest rate of 3% and is unsecured. The balance due was $24,100 as of July 31, 2013.

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

As of July 31, 2013, the Company had  97,600,000 shares of common stock issued and outstanding.

NOTE 6– INCOME TAXES

As of July 31, 2013, the Company had net operating loss carry forwards of $67,733 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

General

Umax Group Corp. was incorporated in the State of Nevada as a for-profit company on March 21, 2011 and established a fiscal year end of April 30. We  have minimal revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to develop and distribute our nutritional products to the growing nutritional industry. To date, we have had limited operations. We have developed our business plan, and begun minimal sales

Product

We plan to distribute the product line which consists of new and innovative nutritional products. We provide an expansive line of natural and organic nutrition and dietary supplements. Our product line provides dietary needs for weight loss, colon health, sexual health, body building, and general health and vitality. Our product line will continue to expand as our customer’s needs are determined.

Nutritional based products, daily exercise and healthy eating habits are all part of a healthy life style and have a direct impact on the aging process and overall health of the average person. We will be featuring monthly health newsletter targeting specific areas of exercise, preventative maintenance, health and wellness. Our frequently asked questions page will try to address those questions that customers have asked regarding health and nutrition, supplements, ordering, shipping and new products. Our blog will help you connect with others to address key fitness concerns.

We are committed to providing only authentic, potent, and ultra-pure nutritional supplements. It is this commitment to quality and purity that separates our products from many of the other supplements on the market.

We work tirelessly to protect our customers and to ensure that all of our nutritional supplements meet our high quality standards. Virtually no other supplement manufacturer takes the precautions we do to ensure you are only putting the best supplements in your body.

Our current products include the following:

•         UPRITE XXL is all natural herbal male enhancement supplement that provides a safe alternative to prescription erectile dysfunction medication that can result in harsh side effects. Reported benefits include increased sex, improved sexual performance, increased blood flow and longer erections. The elevated pleasure not only helps restore intimacy, but the level of satisfaction achieved helps to improve one’s overall quality of life.

•         Green Coffee Bean Extract contains only 100% PURE Green Coffee Bean Extract, with no added fillers or binders. Super Green Coffee Extract is also thought to have other benefits, such as: Antioxidant Support – Chlorogenic acid is a polyphenol with antioxidant properties Cardiovascular Support Blood Sugar Support – Regulation of glucose levels may support healthy blood sugar levels

•         RASPBERRY KETONE helps your body to BURN FAT! HEALTH IMPROVING! Potent Formula with other anti-oxidant & fat burning ingredients such as African Mango, Acai, Resveratrol, Apple Cider Vinegar , & Grapefruit! You take it just once a day and it makes it easier to burn off your fat, especially if you are working out

RESULTS OF OPERATION

We are a development stage company and have  generated minimal revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED JULY 31, 2013 COMPARED TO THE THREE MONTH PERIOD ENDED JULY 31, 2012

Our net loss for the three month period ended July 31, 2013 was $19,539 compared to a net loss of $7,412 for the nine month period ended July 31, 2012. During the nine month period ended July 31, 2013, we  generated minimal revenue.

During the three month period ended July  31, 2013, we incurred general and administrative expenses $17,399  compared to $7,412 incurred for the three month period ended July 31, 2012. General and administrative and professional fee expenses incurred during the three month period ended July 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, sales developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 97,600,000, for the nine month period ended July 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED JULY 31, 2013

As at July 31, 2013, our current assets were $10,778 compared to $0 current assets at July, 31, 2012. Current assets were comprised of $8,526 in cash and $2,250 in prepaid expenses. As at July 31, 2013, our current liabilities were $28,967  Liabilities were comprised of $24,100  in a loan from an unrelated party $4,794 in accounts payable, and $74 in sales tax.

Stockholders’ deficit was $18,189 as of July 31, 2013 compare to stockholders’ equity of $19,984 as of April 30, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended July 31, 2013, net cash flows used in operating activities was $7,178 consisting of a net loss of $19,539,  increase in accounts payable of $4,794 and decrease in prepaid expenses of $2,150. Net cash flows used in operating activities was $46,276 for the period from inception (MARCH 21, 2011) to July 31, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended July 31, 2013 cash flows provided by financing activities was$24,100 received from loan from an unrelated party. For the period from inception (MARCH 21, 2011) to July 31, 2013, net cash provided by financing activities was $46,619 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of July 31, 2013, we had no material commitments.

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

GOING CONCERN

The independent auditors' audit report accompanying our April 30, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

UMAX GROUP CORP.
Dated: September 11, 2013	By: /s/ Michelle Mercier
Michelle Mercier, President and Chief Executive Officer and Chief Financial Officer