Form 10-Q
period 2013-10-31
UMAX GROUP CORP
filed 2013-12-24
CIK 1517709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

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

State the number of shares 96,700,000 as of December 1, 2013.

                                                                                                                                                                                                                                                                                                      UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED) BALANCE SHEETS

	OCTOBER 31, 2013 (unaudited)	APRIL 30, 2013 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 147,337	$ -
Prepaid expenses	2,000	-
Total current assets	149,337	-

Total Assets	$ 149,337	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ 3,230	$ -
Sales Tax Payable	-	-
Bank Overdraft	-	12
Indebtedness to related party	44,100	19,882
Total current liabilities	47,330	19,894

Total Liabilities	47,330	19,894

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 200,000,000 shares authorized,96,700,000 and 97,600,000 shares issued and outstanding as of October 31, 2013 and April 30, 2013, respectively	96,700	97,600
Additional paid-in-capital	152,905	(69,300)
Deficit accumulated during the development stage	(147,598)	(48,194)
Total Stockholders’ Equity (Deficit)	102,007	(19,894)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 149,337	$ -

See accompanying notes to financial statements.

UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED) STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED OCTOBER 31, 2013	THREE MONTHSENDED OCTOBER 31, 2012	SIX MONTHS ENDED OCTOBER 31, 2013	SIX MONTHS ENDED OCTOBER 31, 2012	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO OCTOBER 31, 2013

REVENUES	$ 6,099	$ -	$ 13,499	$ -	$ 13,499
Cost of Goods Sold	849	-	6,483	-	6,483
GROSS PROFIT	5,250	-	7,016	-	7,016

OPERATING EXPENSES
General and Administrative Expenses	65,623	5,992	83,022	13,464	131,216
Professional Fees	19,492	-	23,298	-	23,398
TOTAL OPERATING EXPENSES	85,115	5,992	106,320	13,464	154,614

NET LOSS FROM OPERATIONS	(79,865)	(5,992)	(99,404)	(13,464)	(147,598)

PROVISION FOR INCOME TAXES	-	-			0

NET LOSS	$ (79,865)	$ (5,992)	$(99,404)	$(13,464)	$ (147,598)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	97,333,000	138,578,261	97,533,000	183,089,130

 ‘ * denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements.

                                                                                                                                                                                                                                                                                                       UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED) STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED OCTOBER 31, 2013	SIX MONTHS ENDED OCTOBER 31, 2012	FOR THE PERIOD FROM MARCH 21, 2011 (INCEPTION) TO OCTOBER 31, 2013
OPERATING ACTIVITIES
Net loss for the period	$ (99,404)	$ (13,464)	$ (147,598)

Movement in operating assets
and liabilities
Prepaid expenses	2,000	4,800	2,000
Accounts payable	(3,230)	(933)	(3,230)

CASH FLOWS USED IN OPERATING ACTIVITIES	(100,634)	(9,597)	(148,828)

FINANCING ACTIVITIES
Proceeds from sale of common stock	200,000	-	252,065
Loan from shareholder	44,100	-	44,100
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	244,100	-	296,165

NET INCREASE IN CASH	143,466	(9,597)	147,337
Cash, beginning of period	-	9,965	-
Cash, end of period	$ 143,466	$ 368	$ 147,337
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

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

OCTOBER 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Umax Group Corp. (the "Company", “we” or “us”) was incorporated under the laws of the State of Nevada,on March 21, 2011 (“Inception”). We are a development stage company and our business is to develop and distribute our nutritional products to the growing nutritional industry. The Company is in the development stage as defined under Statement on Financial Accounting Standards Board’s (“FASB’s) Accounting Standards Codification (“ASC’) 915-205 "Development-Stage Entities.”  Since Inception (March 21, 2011) through October 31, 2013 the Company has not generated any revenue and has accumulated losses of $147,598.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since Inception (March 21, 2011) resulting in an accumulated deficit of $147,598 as of October 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $147,337 cash and cash equivalents as of October 31, 2013.

                                                                                                                                                                                                                                                                                                    UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED) NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013.

                                                                                                                                                                                                                                                                                                    UMAX GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED) NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 –INDEBTEDNESS TORELATED PARTY

A shareholder of the Company has loaned an aggregate sum of $44,100  to the Company to pay for ,start up and organization fees. The amount is repayable on July 31, 2014 , bears an interest rate of 3% and is unsecured. The balance due was $44,100 as of October 31, 2013.

NOTE 5 – COMMON STOCK

On July 30, 2012 the Company completed a forward stock split whereby every pre-split share of common stock is exchangeable for 40 shares of post-split common stock. Accordingly, all share and per share information has been restated to retroactively show the effect of the stock split.

On April 1, 2011, the Company issued 60,000,000 shares of common stock for cash proceeds of $1,500 at $0.000025 per share to its director. On April 7, 2011, the Company issued 120,000,000 shares of common stock for cash proceeds of $3,000 at $0.000025 per share to its director. For the period from March 7, 2012 to April 30, 2012 the Company issued 47,600,000 shares of common stock for cash proceeds of $23,800 at $0.0005 per share.

On July 30, 2012, two controlling shareholders cancelled an aggregate of 130,000,000 shares of common stock which were returned to the status of authorized but unissued shares.

On October 1, 2013, a controlling shareholder canceled 1,000,000 shares of common stock which were returned to the status of authorized but unissued shares.

On September 11, 2013, the Company sold 100,000 shares of common stock for $200,000.   The shares sold under this subscription were issued fully paid non asessable.

As of October 31, 2013, the Company had 96,700,000 shares of common stock issued and outstanding.

NOTE 6– INCOME TAXES

As of October 31, 2013, the Company had net operating loss carry forwards of $147,598 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

General

Umax Group Corp. (“the Company”, “we” or “us”) was incorporated in the State of Nevada on March 21, 2011 (“Inception”) and established a fiscal year end of April 30. We have minimal revenues, have minimal assets and have incurred losses since Inception (March 21, 2011). We are a development-stage company formed to develop and distribute our nutritional products to the growing nutritional industry. To date, we have had limited operations. We have developed our business plan, and begun minimal sales

Product

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

THREE MONTH PERIOD ENDED OCTOBER 31, 2013 COMPARED TO THE THREE MONTH PERIOD ENDED OCTOBER 31, 2012

Our net loss for the three month period ended October 31, 2013 was $79,865 compared to a net loss of $5,992 for the three month period ended October 31, 2012. During the three month period ended October 31, 2013, we generated minimal revenue.

During the three month period ended October  31, 2013, we incurred general and administrative expenses $65,623  compared to $5,992 incurred for the three month period ended October 31, 2012. General and administrative and professional fee expenses incurred during the three month period ended October 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, sales developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 96,700,000, for the nine month period ended October 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED OCTOBER 31, 2013 COMPARED TO THE SIX MONTH PERIOD ENDED OCTOBER 31, 2012

As at October 31, 2013, our current assets were $149,337 compared to $4,718 current assets at October 31, 2012. Current assets were comprised of $147,337 in cash and $2,000 in prepaid expenses. As at October 31, 2013, our current liabilities were $47,330 Liabilities were comprised of $44,100  in a loan from an unrelated party and $3,230 in accounts payable.

Stockholders’ equity was $102,007 as of October 31, 2013 compare to stockholders’ equity of $1,099 as of October 31, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2013, net cash flows used in operating activities was $100,634 consisting of a net loss of $99,404,  increase in accounts payable of $3,230 and decrease in prepaid expenses of $2,000.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither used or generated funds from investing activities during the six months ended October 31, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended October 31, 2013 cash flows provided by financing activities was $44,100 received from loan from an unrelated party and $200,000 from an unrelated party subscription agreement.

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

MATERIAL COMMITMENTS

As of October 31, 2013, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1    31.1       Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

31.2       Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1    32.1       Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMAX GROUP CORP.
Dated: December 23, 2013	By: __/s/ Michelle Mercier____________________
Michelle Mercier, President and Chief Executive Officer and Chief Financial Officer